Form 10-Q
period 1995-03-31
MILWAUKEE INSURANCE GROUP INC
filed 1995-05-12
CIK 801321

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1995              Commission File number  0-15119

                        MILWAUKEE INSURANCE GROUP, INC.
             (exact name of registrant as specified in its charter)

     Wisconsin                                      39-1561230
(State of incorporation)                (I.R.S. Employer Identification Number)

                            803 West Michigan Street
                          Milwaukee, Wisconsin   53233
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 271-0525
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, at May 5, 1995, was 4,150,600 shares.

Total Pages:  13

                        MILWAUKEE INSURANCE GROUP, INC.
                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 1995


                                     INDEX


PART I - FINANCIAL INFORMATION                                            PAGES
                                                                          -----
     Consolidated Balance Sheets - March 31, 1995
         and December 31, 1994                                            3-4

     Consolidated Statements of Operations - Three Months Ended
         March 31, 1995 and 1994                                           5

     Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 1995 and 1994                                           6

     Notes to Interim Consolidated Financial Statements                   7-8

     Management Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-10

PART II - OTHER INFORMATION

     Other Information                                                     10

     Signatures                                                            11

EXHIBIT A - REPORT OF INDEPENDENT ACCOUNTANTS                              12

EXHIBIT B - AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS                    13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          March 31,        December 31,
                                                                            1995              1994
                                                                          ---------        ------------
                                                                         (unaudited)
ASSETS

Investments:
   Fixed maturities, at market value (amortized cost
     $157,282,112 and $153,774,823, respectively)                        $155,438,832     $147,303,673
   Equity securities, at market value (cost $9,329,418 and
     $9,516,293, respectively)                                             10,377,656        9,785,493
   Mortgage loan to related party, at unpaid principal
     balance                                                                1,000,000        1,000,000
   Short-term investments, at amortized cost, which
     approximates market value (including cash equivalents
     of $4,995,189 and $6,411,589, respectively)                            4,995,189       10,301,980
                                                                         ------------     ------------
            Total investments                                             171,811,677      168,391,146

Cash                                                                          401,471          363,146
Accrued investment income                                                   2,363,335        2,396,291
Premiums receivable                                                        19,117,564       19,280,850
Reinsurance receivable                                                     66,802,296       69,353,287
Prepaid reinsurance premiums                                               25,228,951       25,651,562
Federal income taxes recoverable                                                   --          333,988
Deferred policy acquisition costs                                           9,863,970        9,539,578
Deferred income taxes                                                       6,634,211        8,859,068
Property and equipment, at cost, net of accumulated
 depreciation of $1,306,328 and $791,238, respectively                     14,357,745       14,798,354
Other assets                                                                1,520,970        1,582,979
                                                                         ------------     ------------

          Total assets                                                   $318,102,190     $320,550,249
                                                                         ============     =============




      See accompanying notes to interim consolidated financial statements.

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                                     March 31,        December 31,
                                                                                       1995              1994
                                                                                     ---------        ------------
                                                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Insurance reserves:
    Losses and loss adjustment expenses                                              $154,207,071     $158,009,038
    Unearned premiums                                                                  66,409,195       67,282,650
   Payable to affiliates                                                                1,399,162        1,355,596
   Long-term debt                                                                      11,558,727       12,030,870
   Federal income taxes payable                                                           122,917               --
   Other liabilities                                                                    9,591,956       11,898,975
                                                                                     ------------     -------------

     Total liabilities                                                                243,289,028      250,577,129
                                                                                     ------------     -------------

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000
    shares; none issued                                                                        --               --
   Common stock, $.01 par value, authorized 15,000,000
    shares; issued and outstanding 4,150,600 and 4,138,100
    shares, respectively                                                                   41,506           41,381
   Additional paid-in capital                                                          30,220,066       30,099,879
   Unrealized loss on securities, net of deferred
     income taxes                                                                        (518,700)      (3,815,197)
   Retained earnings                                                                   45,070,290       43,647,057
                                                                                     ------------     -------------

          Total shareholders' equity                                                   74,813,162       69,973,120
                                                                                     ------------     -------------

          Total liabilities and shareholders' equity                                 $318,102,190     $320,550,249
                                                                                     ============     ============



      See accompanying notes to interim consolidated financial statements.

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                  1995                    1994
                                                                  ----                    ----
Revenues:
 Premiums earned                                              $ 27,157,167             $27,451,695
 Investment income, net of investment expense                    2,583,135               1,874,386
 Other income                                                      305,416                 176,999
 Net realized capital gains (losses)                              (132,940)                475,147
                                                              ------------             -----------
                                                                29,912,778              29,978,227
                                                              ------------             -----------
Losses and expenses:
 Losses and loss adjustment expenses                            18,758,165              20,369,984
 Amortization of deferred policy acquisition costs               6,154,855               6,098,734
 Insurance and general expenses                                  2,827,859               3,009,045
                                                              ------------             -----------
                                                                27,740,879              29,477,763
                                                              ------------             -----------
Income from continuing operations before
 income tax expense                                              2,171,899                 500,464
Income tax expense                                                 748,666                  84,061
                                                              ------------             -----------

Income from continuing operations                                1,423,233                 416,403

Discontinued operations:
  Income from operations, less applicable income
   taxes of $78,592                                                     --                 499,288
                                                              ------------             -----------

Net income                                                    $  1,423,233             $   915,691
                                                              ============             ===========



Per share data:
  Income from continuing operations                           $       0.34             $      0.10
  Discontinued operations                                               --                    0.12
                                                              ------------             -----------

  Net income                                                  $       0.34             $      0.22
                                                              ============             ===========

Weighted average number of common shares
 outstanding                                                     4,149,527               4,137,960
                                                              ============             ===========





      See accompanying notes to interim consolidated financial statements.

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                  1995                    1994
                                                                  ----                    ----
Cash flows from operating activities:
  Net income                                                 $   1,423,233           $     915,691
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
   Net realized capital (gains) losses                             132,940                (475,147)
   Depreciation and amortization                                   516,277                      --
   Amortization of bond premium and discount                        65,482                  67,815
   Discontinued operations                                              --                (499,288)
   Changes in assets and liabilities:
     Insurance reserves                                         (1,701,820)              2,680,592
     Premiums receivable                                           163,286              (1,119,552)
     Deferred policy acquisition costs                            (324,392)             (1,021,263)
     Payable to affiliates                                          43,566               1,434,521
     Accrued investment income                                      32,956                 (25,311)
     Federal income taxes                                          456,905              (1,445,043)
     Deferred income taxes                                         144,562                 196,727
     Net assets of discontinued operation                               --                 175,000
     Other assets and liabilities                               (2,124,698)             (1,966,626)
                                                             -------------           -------------
       Net cash used by operating activities                    (1,171,703)             (1,081,884)
                                                             -------------           -------------
Cash flows from investing activities:
  Proceeds from investments sold or matured                      6,431,096              11,079,852
  Purchases of investments                                      (6,089,657)            (17,775,849)
  Purchases of property and equipment, net                         (75,668)                     --
                                                             -------------           -------------
       Net cash provided by (used for) investing
         activities                                                265,771              (6,695,997)
                                                             -------------           -------------
Cash flows from financing activities:
  Payments on long-term debt                                      (472,143)               (156,250)
                                                             -------------           -------------
       Net cash used for financing activities                     (472,143)               (156,250)
                                                             -------------           -------------
       Net decrease in cash and cash equivalents                (1,378,075)             (7,934,131)
  Cash and cash equivalents at beginning of period               6,774,735              13,247,462
                                                             -------------           -------------
  Cash and cash equivalents at end of period                 $   5,396,660           $   5,313,331
                                                             =============           =============




      See accompanying notes to interim consolidated financial statements.

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Basis of Presentation

     Milwaukee Insurance Group, Inc. ("Company") was organized in 1985 and is a 48% owned subsidiary of Milwaukee Mutual Insurance Company ("Mutual").
     The Company is a holding company engaged through its wholly-owned subsidiaries in the business of property and casualty insurance. The consolidated financial statements have been prepared on the basis of generally accepted accounting principles, and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated.

     Interim Financial Information

     The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Reclassification

     Certain prior year amounts have been reclassified to conform to the 1995 presentation.


2.   SALE OF BUSINESS

     On July 1, 1994, the Company sold its life insurance subsidiary, Milwaukee Life Insurance Company ("Life") to an unrelated party for $20.5 million in cash. Immediately prior to the sale, the Company received a $3.4 million property dividend from Life, consisting of the home office building, net of a mortgage loan on the real estate, and a mortgage loan receivable from Mutual. Life had revenues of $2,074,401 for the three-month period ending March 31, 1994. The results of operations of Life for the three-month period ending March 31, 1994 have been classified as discontinued operations. The net assets of Life have been reclassified in the Company's consolidated balance sheet as net assets of discontinued operation.

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.   COMMITMENTS AND CONTINGENT LIABILITIES

     In December 1994, the Company entered into an agreement with a bank to lease certain computer application software. The Company is accounting for this agreement as a capital lease. The initial lease term is one year and may be renewed for two additional one year terms provided, among other conditions, there is no decrease in the appraised value of the software. Rental payments under the lease vary with changes in interest rates. The Company may purchase the software and terminate the lease at any time upon payment of all remaining lease obligations due. The lease agreement contains certain restrictive covenants, including one that limits dividend distributions from the Company to its shareholders to the lesser of $1,000,000 or 25% of the Company's consolidated net income for any given year that there remains an obligation under the lease agreement.

     In accordance with industry practice, the Company in its consolidated financial statements treats risks, to the extent reinsured, as though they were risks for which the Company is not liable. Insurance ceded by the property and casualty subsidiaries does not relieve them of their primary liability as the originating insurers and the Company remains contingently liable in the event that any reinsurer fails to meet its obligations under reinsurance agreements.

     Certain of the agents of the Company can execute a covenant not to compete in the event of the termination of their agency relationship, and receive a predetermined percentage of their annualized written premium at the date of termination (including policies written by the Company and, in certain cases, by other insurance companies) for up to fifteen years depending on the timeliness of the agents notification to terminate. The commitment has not been quantified because the Company does not have the data for business the agencies have written with other companies. During the three-month period ending March 31, 1995, an agent elected this option. This election did not have a material impact on the Company's financial statements.

     In the normal course of business, the Company is involved in litigation with claimants and others. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the first quarter of 1995, the Company recorded net income of $1,423,000, or $0.34 per share, compared with net income from continuing operations of $416,000 or $0.10 per share for the 1994 first quarter. Included in the 1995 first quarter net income is additional net investment income which was primarily attributable to the investments purchased with proceeds from the July, 1994 sale of the Company's life insurance operation. This operation generated income of $499,000 or $0.12 per share in the first quarter of 1994.

The Company's GAAP combined ratio improved from 106.8% during the first quarter of 1994 to 101.4% for the same period in 1995.

Premiums earned decreased by $295,000 or 1% in the first quarter of 1995 compared to the first quarter of 1994. The reduction in earned premium was driven principally by an increase in the ceded premium under the retrospectively rated reinsurance contract.

Losses and loss adjustment expenses in the first quarter of 1995 decreased by $1,612,000 or 8% over the corresponding 1994 period. This decrease is greater than the 1% decrease in premiums earned. The loss ratio decreased from 74.2% to 69.1%. The improvement in the loss ratio occurred for both personal and commercial lines. A portion of the improvement in the loss ratio can be attributed to the milder weather in the Midwest during the first quarter of 1995, as compared to the same period in 1994.

The Company's expense ratio remained relatively flat at 32.3% in the first quarter of 1995 compared to 32.6% for the same period in 1994.

Net investment income in the first quarter of 1995 increased $709,000 or 38% from the same period in 1994. As noted above, this increase is primarily attributable to earnings on the additional investments generated from the sale of the life operation.

The Company recorded an increase in other income of $128,000 or 73% for the first quarter of 1995 as compared to the same period in 1994. The increase is caused by the rental income on the home office building owned by the Company. Until June, 1994, the building was owned by the life operation, and in the first quarter of 1994, associated income was included in income from discontinued operations.

The Company recognized $133,000 of pre-tax capital losses in the first quarter of 1995, compared to $475,000 of gains during the same period of 1994. The reduction in realized gains is primarily the result of sales of common stocks.

The Company's effective tax rate for the first quarter of 1995 was 34.5% compared to 16.8% for the first quarter of 1994. The change in the effective rate is primarily attributable to tax exempt interest. The amount of tax-exempt interest earned is fairly consistent between periods, but because the first quarter 1995 pre-tax income is substantially higher, the impact on the effective rate is reduced.

Liquidity and Capital Resources

Liquidity relates to the Company's ability to produce sufficient cash to
fulfill contractual obligations, primarily to policyholders.   Sources of
liquidity include premiums, investment income and sales and maturities of investments. Additionally, the Company has a $5 million line of credit. At March 31, 1995, there was no outstanding balance on the line.

Funds used by operating activities amounted to $1,172,000 for the first quarter of 1995, compared to $1,082,000 used by operations for the same period in 1994. Contingent commissions are paid in the first quarter of the year. Payment of this liability is the principal reason for the use of operating funds during the first quarter of 1994 and 1995.

The Company's book value per share increased from $16.91 at December 31, 1994 to $18.02 at March 31, 1995. Besides net income, the increase was due to more favorable conditions in the investment market during the 1995 first quarter, which increased the market value of the Company's fixed investment portfolio by $0.79 per share after tax.


PART II - OTHER INFORMATION
ITEM 5.  OTHER INFORMATION

The financial statements included herein have been subjected to a review by Coopers and Lybrand L.L.P., the Registrant's independent public accountants, in accordance with professional standards and procedures for such review.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (27) Financial Data Schedule.

(b) No reports on Form 8-K have been filed by the Registrant during the quarter ending March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MILWAUKEE INSURANCE GROUP, INC.
                                               (Registrant)





                                       /s/ TRACY WATCHMAKER SCHNEIDER
                                       -------------------------------
                                       Tracy Watchmaker Schneider
                                       Treasurer



Date:  May 11, 1995

                                                                       EXHIBIT A


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Milwaukee Insurance Group, Inc.


We have reviewed the accompanying consolidated balance sheet of Milwaukee Insurance Group, Inc. and consolidated subsidiaries as of March 31, 1995, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                              /S/ COOPERS & LYBRAND L.L.P.

Milwaukee, Wisconsin
May 4, 1995

                                                                       EXHIBIT B


                  AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS


Securities and Exchange Commission
Washington, D.C.

RE:  Milwaukee Insurance Group, Inc.


We are aware that our report dated May 4, 1995 on our review of interim financial information of Milwaukee Insurance Group, Inc. for the three-month period ended March 31, 1995 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Milwaukee Insurance Group, Inc. on Form S-8 (File Nos. 33-19526, 33-81604 and 33-77198). Pursuant to Rule 436(c) under the
Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                                              /S/ COOPERS & LYBRAND L.L.P.

Milwaukee, Wisconsin
May 4, 1995