Form 10-Q
period 1995-06-30
MILWAUKEE INSURANCE GROUP INC
filed 1995-08-10
CIK 801321

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For Quarter Ended:  June 30, 1995          Commission File number  0-15119

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

The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, at August 1, 1995, was 4,150,600 shares.

Total Pages:  14

                        MILWAUKEE INSURANCE GROUP, INC.
                   FORM 10-Q FOR QUARTER ENDED JUNE 30, 1995


                                     INDEX


PART I - FINANCIAL INFORMATION                                                 PAGES
                                                                               -----
   Consolidated Balance Sheets - June 30, 1995
       and December 31, 1994                                                    3-4

   Consolidated Statements of Operations - for the Three Months
       and Six Months Ended June 30, 1995 and 1994                              5

   Consolidated Statements of Cash Flows - for the Six Months
       Ended June 30, 1995 and 1994                                             6

   Notes to Interim Consolidated Financial Statements                           7-9

   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                10-11

PART II - OTHER INFORMATION

   Other Information                                                            12

   Signatures                                                                   12

EXHIBIT A - REPORT OF INDEPENDENT ACCOUNTANTS                                   13

EXHIBIT B - AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS                         14

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       June 30,       December 31,
                                                                        1995              1994
                                                                     -------------  -----------------
                                                                      (unaudited)
ASSETS

Investments:
   Fixed maturities, at market value (amortized cost
     $153,479,922 and $153,774,823, respectively)                       $156,072,946     $147,303,673
   Equity securities, at market value (cost $9,697,549 and
     $9,516,293, respectively)                                            11,649,752        9,785,493
   Mortgage loan to related party, at unpaid principal
     balance                                                                 974,024        1,000,000
   Real estate note receivable from related party, at
     unpaid principal balance                                                725,170               --
   Short-term investments, at amortized cost, which
     approximates market value (including cash equivalents
     of $9,217,995 and $6,411,589, respectively)                           9,217,995       10,301,980
                                                                       -------------   --------------
            Total investments                                            178,639,887      168,391,146

Cash                                                                          99,087          363,146
Receivable from affiliates                                                   217,625               --
Accrued investment income                                                  2,427,723        2,396,291
Premiums receivable                                                       23,336,353       19,280,850
Reinsurance receivable                                                    65,492,219       69,353,287
Prepaid reinsurance premiums                                              26,853,308       25,651,562
Federal income taxes recoverable                                             480,797          333,988
Deferred policy acquisition costs                                         10,824,161        9,539,578
Deferred income taxes                                                      4,789,159        8,859,068
Property and equipment, at cost, net of accumulated
 depreciation of $1,767,965 and $791,238, respectively                    14,101,441       14,798,354
Other assets                                                                 793,974        1,582,979
                                                                        ------------     ------------
          Total assets                                                  $328,055,734     $320,550,249
                                                                        ============     ============

      See accompanying notes to interim consolidated financial statements.

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                         June 30,        December 31,
                                                                           1995              1994
                                                                   --------------  ------------------
                                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Insurance reserves:
    Losses and loss adjustment expenses                              $153,653,997        $158,009,038
    Unearned premiums                                                  72,076,313          67,282,650
  Payable to affiliates                                                        --           1,355,596
  Long-term debt                                                       11,084,279          12,030,870
  Other liabilities                                                    10,896,383          11,898,975
                                                                   --------------      --------------
          Total liabilities                                           247,710,972         250,577,129
                                                                   --------------      --------------
Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000
    shares; none issued                                                        --                  --
   Common stock, $.01 par value, authorized 15,000,000
    shares; issued and outstanding 4,150,600 and 4,138,100
    shares, respectively                                                   41,506              41,381
   Additional paid-in capital                                          30,220,066          30,099,879
   Unrealized gain (loss) on securities, net of deferred
     income taxes                                                       2,851,839          (3,815,197)
   Retained earnings                                                   47,231,351          43,647,057
                                                                   --------------      --------------
          Total shareholders' equity                                   80,344,762          69,973,120
                                                                   --------------      --------------
          Total liabilities and shareholders' equity                 $328,055,734        $320,550,249
                                                                   ==============      ==============



      See accompanying notes to interim consolidated financial statements.

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three Months ended June 30,         Six Months ended June 30,
                                                          ---------------------------         -------------------------
                                                                1995             1994             1995             1994
                                                                ----             ----             ----             ----
Revenues:
  Premiums earned                                        $27,847,716      $27,361,766      $55,004,883      $54,813,461
  Investment income, net of
     investment expense                                    2,307,924        1,961,617        4,891,059        3,836,003
  Other income                                               354,832          204,185          660,248          381,184
  Net realized capital gains                                 840,767          178,572          707,827          653,719
                                                          ----------       ----------       ----------       ----------
                                                          31,351,239       29,706,140       61,264,017       59,684,367
                                                          ----------       ----------       ----------       ----------
Losses and expenses:
  Losses and loss adjustment expenses                     19,096,001       19,657,974       37,854,166       40,027,958
  Amortization of deferred policy
      acquisition costs                                    6,314,810        6,076,905       12,469,665       12,175,639
  Insurance and general expenses                           2,828,644        2,695,412        5,656,503        5,704,457
                                                          ----------       ----------       ----------       ----------
                                                          28,239,455       28,430,291       55,980,334       57,908,054
                                                          ----------       ----------       ----------       ----------
Income from continuing operations
    before income tax expense                              3,111,784        1,275,849        5,283,683        1,776,313
Income tax expense                                           950,723          339,466        1,699,389          423,527
                                                         -----------      -----------       ----------      -----------
Income from continuing operations                          2,161,061          936,383        3,584,294        1,352,786

Discontinued operations:
  Income from operations, less applicable income
    taxes of $78,592 and $317,044, respectively                   --          430,847               --          930,135
                                                          ----------       ----------       ----------       ----------
Net income                                                $2,161,061       $1,367,230       $3,584,294       $2,282,921
                                                          ==========       ==========       ==========       ==========
Per share data:
  Income from continuing operations                            $0.52            $0.23            $0.86            $0.33
  Discontinued operations                                         --             0.10               --             0.22
                                                          ----------        ---------       ----------       ----------
 Net income                                                    $0.52            $0.33            $0.86            $0.55
                                                          ==========        =========       ==========       ==========
Weighted average number of shares
   outstanding                                             4,150,600        4,137,960        4,150,067        4,137,960
                                                          ==========       ==========       ==========       ==========




      See accompanying notes to interim consolidated financial statements.

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Six Months ended June 30,
                                                                       -------------------------
                                                                         1995             1994
                                                                         ----             ----
Cash flows from operating activities:
  Net income                                                         $3,584,294       $2,282,921
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Net realized capital gains                                        (707,827)        (653,719)
     Depreciation and amortization                                    1,033,236               --
     Amortization of bond premium and
         discount                                                       204,960          129,750
     Discontinued operations                                                 --         (930,135)
     Changes in assets and liabilities:
       Insurance reserves                                             3,097,944       10,089,419
       Premiums receivable                                           (4,055,503)      (2,858,342)
       Deferred policy acquisition costs                             (1,284,583)      (2,151,278)
       Receivable from/payable to affiliates                         (1,573,221)      (2,999,701)
       Accrued investment income                                        (31,432)        (176,996)
       Federal income taxes                                            (146,809)      (1,071,978)
       Deferred income taxes                                            (10,237)         108,727
       Net assets of discontinued operation                                  --          314,175
       Other assets and liabilities                                     (93,275)      (1,285,477)
                                                                    -----------      ------------
        Net cash provided by operating activities                        17,547          797,366
                                                                    -----------      ------------

Cash flows from investing activities:
  Proceeds from investments sold or matured                          14,762,596       35,911,520
  Purchases of investments                                          (10,255,688)     (26,297,381)
  Purchases of property and equipment, net                             (336,323)              --
  Collections on mortgage loan                                           25,976               --
  Issuance of note receivable                                          (725,170)              --
                                                                     -----------      ----------
        Net cash provided by investing activities                     3,471,391        9,614,139
                                                                     ----------       ----------
Cash flows from financing activites:
  Payments on long-term debt                                           (946,591)        (312,500)
                                                                     -----------      ----------
    Net cash used for financing activities                             (946,591)        (312,500)
                                                                     -----------      ----------
    Net increase in cash and cash equivalents                         2,542,347       10,099,005
  Cash and cash equivalents at beginning
    of period                                                         6,774,735       13,247,462
                                                                     ----------       ----------
  Cash and cash equivalents at end of period                        $ 9,317,082      $23,346,467
                                                                    ===========      ===========

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

2.  PENDING SALE OF COMPANY

    On June 16, 1995, the Company entered into an agreement in principle, subject to the execution of a definitive acquisition agreement, with Unitrin, Inc. (Unitrin), a financial services holding company, whereby Unitrin or one of its affiliates would acquire 100% of the Company's outstanding common stock for $22 per share in cash. The acquisition is expected to be completed during the fourth quarter of 1995 and would be accounted for under the purchase method of accounting.

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.  REAL ESTATE NOTE RECEIVABLE FROM RELATED PARTY

    In June 1995, the Company, along with two unrelated lenders, entered into a $2,250,000 promissory note agreement with Eagle Mountain Investors, L.L.C. (Eagle Mountain), a real estate development joint venture owned 50% by Mutual. Amounts advanced under the note agreement bear interest at 35%, compounded annually, and the note, along with a loan fee of $225,000 plus interest at 35%, compounded annually, and all unpaid interest, is due March 31, 1998. Amounts advanced under the note are unsecured and will be repaid by Eagle Mountain from revenues generated from the development and sale of real estate, prior to any other distributions made to joint venturers. A loan participation agreement between the Company and the two unrelated lenders sets forth the Company's maximum committment under the note agreement as $1,125,000. As of June 30, 1995, the Company has advanced $725,170 under the terms of the agreement.

4.   COMMITMENTS AND CONTINGENT LIABILITIES

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

                MILWAUKEE INSURANCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.  COMMITMENTS AND CONTINGENT LIABILITIES, (Continued)

    Certain of the agents of the Company can execute a covenant not to compete in the event of the termination of their agency relationship, and receive a predetermined percentage of their annualized written premium at the date of termination (including policies written by the Company and, in certain cases, by other insurance companies) for up to fifteen years depending on the timeliness of the agents notification to terminate. The commitment has not been quantified because the Company does not have the data for business the agencies have written with other companies. During the six-month period ending June 30, 1995, an agent elected this option. This election did not have a material impact on the Company's financial statements.

    In the normal course of business, the Company is involved in litigation with claimants and others. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the financial position or results of operations of the Company.

5.  SALE OF BUSINESS

    On July 1, 1994, the Company sold its life insurance subsidiary, Milwaukee Life Insurance Company ("Life") to an unrelated party for $20.5 million in cash. Immediately prior to the sale, the Company received a $3.4 million property dividend from Life, consisting of the home office building, net of a mortgage loan on the real estate, and a mortgage loan receivable from Mutual. Life had revenues of $2,282,144 and $4,356,545 for the three-month and six-month periods ending June 30, 1994, respectively. The results of operations of Life for the three-month and six-month periods ending June 30, 1994 have been classified as discontinued operations. The net assets of Life have been reclassified in the Company's consolidated balance sheet as net assets of discontinued operation.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the first half of 1995, the Company recorded net income of $3,585,000, or $0.86 per share, compared with net income of $2,283,000 or $0.55 per share for the first half of 1994. Included in the first half of 1995 net income is additional net investment income which was primarily attributable to the investments purchased with proceeds from the July, 1994 sale of the Company's life insurance operation. This operation generated income of $930,000 or $0.22 per share in the first half of 1994.

The Company's GAAP combined ratio improved from 105.2% during the first half of 1994 to 100.7% for the same period in 1995. The second quarter improved 3.6 points compared to the second quarter of 1994.

During the first half of 1995, net premiums written decreased by $4,042,000 or 6.5% over the same period in 1994. The decrease is primarily a result of the termination of the quota share reinsurance contract which contributed $2,800,000 during the first half of 1994 along with reduced policy writings in non-standard and traditional auto lines.

Losses and loss adjustment expenses in the first half of 1995 decreased by $2,174,000 or 5.4% over the corresponding 1994 period. The loss ratio decreased from 73.0% to 68.8%. The improvement in the loss ratio occurred for both personal and commercial lines. The improvement in the loss ratio can be attributed to milder weather in the Midwest and better development on old claims during the first half of 1995, as compared to the same period in 1994.

Net investment income in the first half of 1995 increased $1,055,000 or 27.5% from the same period in 1994. As noted above, this increase is primarily attributable to earnings on the additional investments generated from the sale of the life operation.

The Company recorded an increase in other income of $279,000 or 73.2% for the first half of 1995 as compared to the same period in 1994. The increase relates to the rental income on the home office building. Until June, 1994, the building was owned by the life operation, and the associated income was classified as income from discontinued operations.

The Company recognized $708,000 of pre-tax capital gains in the first half of 1995, compared to $654,000 of gains during the same period of 1994. The second quarter increased $662,000 over the second quarter of 1994. The increase in realized gains is primarily the result of a strong stock market during 1995.

The Company's effective tax rate for the first half of 1995 was 32.2% compared to 23.8% for the first half of 1994. The change in the effective rate is primarily attributable to tax exempt interest. The amount of tax-exempt interest earned is fairly consistent between periods, but because the year-to-date 1995 pre-tax income is substantially higher, the impact on the effective rate is reduced.

Liquidity and Capital Resources

Liquidity relates to the Company's ability to produce sufficient cash to
fulfill contractual obligations, primarily to policyholders.   Sources of
liquidity include premiums, investment income and sales and maturities of investments. Additionally, the Company has secured a $5 million line of credit. At June 30, 1995, there was no outstanding balance on the line.

Funds provided by operating activities amounted to $18,000 for the first half of 1995, compared to $797,000 provided by operations for the same period in 1994. Funds provided during the second quarter of 1995 and 1994 were $1,189,000 and $1,879,000, respectively.

The Company's book value per share increased from $16.91 at December 31, 1994 to $19.36 at June 30, 1995. The increase is due to additional net income and favorable conditions in the investment market during the first half of 1995, which increased the market value of the Company's investment portfolio by $1.61 per share after tax.

PART II - OTHER INFORMATION
ITEM 5.  OTHER INFORMATION

The financial statements included herein have been subjected to a review by Coopers and Lybrand L.L.P., the Registrant's independent public accountants, in accordance with professional standards and procedures for such review.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (27) Financial Data Schedule.

(b) No reports on Form 8-K have been filed by the Registrant during the quarter ending June 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MILWAUKEE INSURANCE GROUP, INC.
                                                  (Registrant)





                                         /s/ TRACY WATCHMAKER SCHNEIDER
                                         -----------------------------------
                                         Tracy Watchmaker Schneider
                                         Treasurer



Date:  August 8, 1995

                                                                       EXHIBIT A

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Milwaukee Insurance Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Milwaukee Insurance Group, Inc. and consolidated subsidiaries as of June 30, 1995, and the related consolidated statements of operations for the three and six-month periods ended June 30, 1995, and the consolidated statement of cash flows for the six-month period ended June 30, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                                  /S/ COOPERS & LYBRAND L.L.P.


Milwaukee, Wisconsin
August 1, 1995

                                                                     EXHIBIT B


                  AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS



Securities and Exchange Commission
Washington, D.C.

RE:  Milwaukee Insurance Group, Inc.


We are aware that our report dated August 1, 1995 on our review of interim financial information of Milwaukee Insurance Group, Inc. for the three and six-month periods ended June 30, 1995 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Milwaukee Insurance Group, Inc. on Form S-8 (File Nos. 33-19526, 33-81604 and 33-77198). Pursuant to Rule 436(c) under the
Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


                                                    /S/ COOPERS & LYBRAND L.L.P.





Milwaukee, Wisconsin
August 7, 1995